Form 10QSB
period 2002-03-31
PRO POINTER INC
filed 2002-05-15
CIK 1158699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB







[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          ------------------   -----------------

Commission File Number: 000-49774

                                Pro-Pointer, Inc.
                                -----------------
        (Exact name of small business issuer as specified in its charter)

North Dakota                                                        45-0457412
------------                                                        ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                2300 9th Avenue S.E., Mandan, North Dakota 58554
--------------------------------------------------------------------------------
            (Address of principal executive offices) (701) 663-0126
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 14, 2002, there were 10,600,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                               Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                   A S S E T S
                                   -----------

                                                                        March 31            December 31
                                                                          2002                 2001
                                                                    ------------------   ------------------
Current Assets
--------------
      Cash                                                          $           1,034    $           1,383
      Accounts Receivable                                                       1,748                1,748
      Inventory                                                                11,608               11,608
                                                                    ------------------   ------------------
             Total Current Assets                                              14,391               14,739
                                                                    ------------------   ------------------
             Total Assets                                           $          14,391    $          14,739
                                                                    ==================   ==================
                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
      Accrued Wages                                                            20,000               18,500
      Advances from Officer                                                     3,534                3,534
                                                                    ------------------   ------------------
             Total Current Liabilities                                         23,534               22,034
                                                                    ------------------   ------------------
             Total Liabilities                                                 23,534               22,034

      Commitments and Contingencies                                                                      -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Common Stock                                                                   10,600               10,600
  100,000,000 authorized shares, par value $.001
  10,600,000 shares issued and outstanding
Additional Paid-in-Capital                                                     92,300               92,300
Accumulated Deficit during the Development Period                            (112,043)            (110,195)
                                                                    ------------------   ------------------
             Total Stockholders' Equity (Deficit)                              (9,143)              (7,295)
                                                                    ------------------   ------------------
             Total Liabilities and Stockholders' Equity             $          14,391    $          14,739
                                                                    ==================   ==================




                  The accompanying notes are integral part of
                       consolidated financial statements.

                                Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations

                                                 For the Three      For the Three         From 4/26/00
                                                 Months Ended         Months Ended     (date of inception)
                                                    March 31           March 31            to March 31
                                               -----------------------------------------------------------
                                                      2002                 2001                 2002
                                               -----------------------------------------------------------
Revenues:
---------
       Revenues                                 $         1,043       $       5,761        $       9,745
                                               -----------------------------------------------------------
            Total Revenues                                    -                   -                    -

Cost of Revenues:
-----------------
       Cost of Revenues                                                       2,208                3,679
                                               -----------------------------------------------------------
       Gross Profit                                       1,043               3,553                6,066

Expenses:
---------
       Professional Fees                                      -                   -                8,510
       Consulting                                             -                   -               46,000
       Officers' Salary                                   1,500               1,500               20,000
       Organization Expenses                                  -                   -               29,209
       Operating Expenses                                 1,392               1,482               18,069
                                               -----------------------------------------------------------
            Total Expenses                                2,892               2,982              121,788

            Net Loss from Operations            $        (1,849)      $       2,779        $    (112,043)

Provision for Income Taxes:
---------------------------
       Income Tax Benefit                                     -                   -                    -
                                               -----------------------------------------------------------
            Net Loss                            $        (1,849)      $       2,779        $    (112,043)
                                               ===========================================================
Basic and Diluted Earnings Per Common Share               (0.00)               0.00                (0.01)
                                               -----------------------------------------------------------
Weighted Average number of Common Shares              8,330,000           1,454,545            8,330,000
       used in per share calculations          ===========================================================



                  The accompanying notes are integral part of
                       consolidated financial statements.

                                Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows

                                                                For the Three          For the Three            From 4/26/00
                                                                 Months Ended           Months Ended        (date of inception)
                                                                   March 31               March 31             to December 31
                                                           -------------------------------------------------------------------
                                                                    2002                    2001                     2001
                                                           -------------------------------------------------------------------
Cash Flows from Operating Activities:
-------------------------------------

       Net Income (Loss)                                     $         (1,849)       $         2,779         $       (112,043)

       Changes in operating assets and liabilities:
           Accounts Receivable                                              -                      -                   (1,748)
           Stock Issued for Reimbursement of                                -                      -                    7,680
               Organization Expenses
           Stock Issued for Services                                                               -                   46,000
           Inventory                                                                               -                   (2,389)
           Accrued Wages                                                1,500                  1,500                   20,000
                                                           -------------------------------------------------------------------
Net Cash Used in Operating Activities                        $           (349)       $         4,279         $        (42,500)

Cash Flows from Investing Activities:
-------------------------------------

       Capital Expenditures                                                 -                      -                        -
                                                           -------------------------------------------------------------------
Net Cash Used in Investing Activities                        $              -        $             -         $              -
                                                           -------------------------------------------------------------------
Cash Flows from Financing Activities:
-------------------------------------

       Advances from Officers                                                                      -                    3,534
       Common Stock                                                                                -                   40,000
                                                           -------------------------------------------------------------------
Net Cash Provided for Financing Activities                   $              -        $             -         $         43,534
                                                           -------------------------------------------------------------------
Net Increase (Decrease) in Cash                              $           (349)       $         4,279         $          1,034

Cash Balance,  Begin Period                                             1,383                  2,677                        -
                                                           -------------------------------------------------------------------
Cash Balance,  End Period                                    $          1,034        $         6,956         $          1,034
                                                           ===================================================================
Supplemental Disclosures:
       Cash Paid for interest                                $              -        $             -         $              -
       Cash Paid for income taxes                            $              -        $             -         $              -
       Stock Issued for Inventory                            $              -        $             -         $          9,220
       Stock Issued for Reimbursement of                     $              -        $             -         $          7,680
           Organizational Expenses
       Stock Issued for Services                             $              -        $             -         $         46,000





                  The accompanying notes are integral part of
                       consolidated financial statements.

                                Pro-Pointer, Inc.
                                -----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                             MARCH 31, 2002 aAND 2001
                             -----------------------

                                   (Unaudited)
                                   -----------


NOTE 1 - ORGANIZATION

Pro-Pointer Inc. ("the Company") was incorporated under the laws of the State of North Dakota on April 26, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 10,600,000 shares issued and outstanding as of March 31, 2002. The Company filed an amendment to the articles of incorporation on July 18, 2001 to bring the total authorized shares to 100,000,000 and to change the par value to $.001. The fiscal year end is December 31.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2002. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

         Shares of common stock issued by the Company for other than cash have been assigned amount equivalent to the fair value of the service or assets received in exchange.

         Start-up and organization costs are recorded in accordance with the provisions of Statement of Position 98-5, "Reporting Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred.

                                Pro-Pointer Inc.
                                ----------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                             MARCH 31, 2002 AND 2001
                             -----------------------

                                   (Unaudited)
                                   -----------

NOTE 2 - BASIS OF PRESENTATION (con't)

        The Company adopted Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which simplifies the computation of earnings per share requiring the restatement of all prior periods. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Note 3 - COMMON STOCK

         In September of 2001, a Rule 506 offering was completed whereby 4,000,000 shares of common stock were issued at $.01 per share for a total of $40,000. The funds are to be used for expenses and working capital. This offering brought the total outstanding common shares to 10,600,000.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

        The Company, from time to time, may be subject to legal proceedings and claims that arise in the ordinary course of its business. Currently, the Company is not subject to any legal proceedings or other claims.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We develop, design, and distribute specialty fishing tackle for the recreational fishing industry. Our line of fishing equipment includes a range of clip-on products, such as bottom bounders, trolling weights, snap-weights, snap-weight kits and clips used with other rigging techniques. Our clip-on designs attach and detach quickly to fishing line to eliminate the mess and inconvenience caused by tangled fishing lines. Our clip-on products permit anglers to adjust snell length, weights and sizes to account for changes in wind, depth, and speed. In addition to our current line of clip-on fishing tackle, we propose to develop, design and distribute several additional fishing tackle products. Specifically, we intend to design a freestanding bottom bouncer capable of being used in a variety of lakes.

For the three-month period ended March 31, 2002.
------------------------------------------------

Liquidity and Capital Resources. We had cash of $1,034 at March 31, 2002 compared to cash of $1,383 at December 31, 2001. Our accounts receivable were $1,748 at March 31, 2002, compared to $1,748 at December 31, 2002. Also, our inventory was $11,608 at March 31, 2002, compared to $11,608 at December 31, 2001. Our total current assets were $14,391 at March 31, 2002, compared to current assets of $14,739 at December 31, 2001. At March 31, 2002, our total assets were $14,391 compared to total assets of $14,739 at December 31, 2001.

Our total liabilities were $23,534 at March 31, 2002, compared to total liabilities of $22,034 at December 31, 2001. We had $20,000 in accrued wages at March 31, 2002, compared to $18,500 at December 31, 2001. We also had $3,534 in advances from one of our officers at March 31 2002, compared to $3,534 at December 31, 2001. The increase in our total liabilities from December 31, 2001 to March 31, 2002 was primarily due to an increase in accrued wages. There are no specific terms or conditions for repayment of the advances by our officer.

Results of Operations.

Revenues. For the three months ended March 31, 2002, we earned revenues of $1,043 compared to $5,761 in revenues for the three months ended March 31, 2001. From our inception on April 26, 2000 to March 31, 2002, we earned revenues of $9,745. We believe that our revenues will remain consistent due to our consistent customer base. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels.

Operating Expenses. For the three months ended March 31, 2002, our total expenses were $2,892 compared to total expenses of $2,982 for the three months ended March 31, 2001. For the three months ended March 31, 2002, we paid officers' salary of $1,500, compared to officers' salary of $1,500 for the same period ended March 31, 2001. The increase in expenses was due to a change in operating expenses from $1,392 for the three months ended March 31, 2002, compared to operating expenses of $1,482 for the three months ended March 31, 2001.

For the period beginning from our inception on April 26, 2000 and ending March 31, 2001 we had total expenses of $121,788. These were represented by $8,510 in professional fees, $46,000 in consulting fees, $20,000 for officers' salary, $29,209 in organization expenses, and $18,069 in operating expenses.

For the three months ended March 31, 2002, we experienced a net loss of $1,849 compared to a net profit of $2,779 for the same period ended March 31, 2001. The increase in the net loss was primarily due to our decreased revenues discussed immediately above. For the period from our inception on April 26, 2000 to March 31, 2002, we had a net loss of $112,043.

Our Plan of Operation for the Next Twelve Months. From April 26, 2000 to March 31, 2002, we generated a modest $9,745 in revenue from our operations. We had cash resources of $1,034 as of March 31, 2002. However, our net loss from our inception on April 26, 2000 to March 31, 2002 was $112,043. Our monthly burn rate is approximately $964 a month. To effectuate our business plan during the next twelve months, we must continue to market our products and develop our brand image. We intend to continue to develop our products and expand our service area if funds permit.

In the opinion of management, taking into account our current revenue rate, available funds will satisfy our working capital requirements through August 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. However, our officers and directors are under no obligation to contribute funds to pay our expenses. We do believe that our officers and directors will contribute funds to pay our expenses as long as they maintain their stock ownership in us. If we are not able to arrange for loans from our officers and directors, or if we are not able to earn sufficient revenues to pay our operating expenses or if we are not able to arrange for alternative sources of operating capital such as the sale of our capital stock or loans from unrelated third parties, we would likely be forced to liquidate the company's assets and dissolve the company. We do not have any commitments for the sale of our stock nor do we have any commitments for third party loans. There is no guarantee that we will be able to arrange for such alternative financing. We have not contemplated any plan of liquidation in the event that we are not able to pay our operating expenses. It is likely, however, that in the event we are forced to liquidate our assets and dissolve the company, there will be few to no funds available for our shareholders. Therefore, in the event we are forced to dissolve the company, our shareholders will likely lose their entire investment in us.

We are not currently conducting any research and development activities. However, we hope to develop additional fishing products in the near future. We do not anticipate that we will purchase or sale of any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 2. Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Pro-Pointer, Inc.,
                                           a North Dakota corporation



May 14, 2002                     By:      /s/ Douglas Hermanson
                                           -----------------------------------
                                           Douglas Hermanson
                                  Its:     President, Treasurer, Director