Form 10QSB
period 2002-06-30
PRO POINTER INC
filed 2002-08-19
CIK 1158699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
              For the transition period from                to
                                            ----------------  ------------------

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

                                 (701) 663-0126
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 14, 2002, there were 10,600,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                                Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                   A S S E T S
                                   -----------

                                                                           June 30            December 31
                                                                           -------            -----------
                                                                            2002                 2001
                                                                            ----                 ----
    Current Assets
    --------------
        Cash                                                          $           1,994    $           1,383
        Accounts Receivable                                                       1,869                1,748
        Inventory                                                                11,664               11,608

                                                                      ------------------   ------------------
               Total Current Assets                                              15,527               14,739
                                                                      ------------------   ------------------


                                                                      ------------------   ------------------
               Total Assets                                           $          15,527    $          14,739
                                                                      ==================   ==================

                              L I A B I L I T I E S
                              ---------------------

    Current Liabilities
    -------------------
        Accrued Wages                                                            21,500               18,500
        Advances from Officer                                                     5,034                3,534
                                                                      ------------------   ------------------

               Total Current Liabilities                                         26,534               22,034
                                                                      ------------------   ------------------

               Total Liabilities                                                 26,534               22,034

        Commitments and Contingencies                                                                      -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

    Common Stock                                                                 10,600               10,600
        100,000,000 authorized shares, par value $.001
        10,600,000  shares issued and outstanding

    Additional Paid-in-Capital                                                   92,300               92,300
    Accumulated Deficit during the Development Period                          (113,907)            (110,195)
                                                                      ------------------   ------------------

               Total Stockholders' Equity (Deficit)                             (11,007)              (7,295)
                                                                      ------------------   ------------------

               Total Liabilities and Stockholders' Equity             $          15,527    $          14,739
                                                                      ==================   ==================



                 The accompanying notes are integral part of the
                       consolidated financial statements.

                                Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations



                                               For the Three Months          For the Six Months                  From 4/26/00 --
                                                 Months Ended                   Months Ended                  (date of inception)
                                                   June 30                        June 30                         to June 30
                                                                                                             ---------------------
                                                    2002            2001           2002            2001              2002
                                               -----------------------------------------------------------------------------------
Revenues:
---------
       Revenues                                $         1,255  $       1,043    $      7,016   $      5,761           $   11,000
                                               -----------------------------------------------------------------------------------
            Total Revenues                                   -              -               -              -                    -

Cost of Revenues:
-----------------
       Cost of Revenues                                    684                          2,892          2,208                4,363
                                               -----------------------------------------------------------------------------------
       Gross Profit                                        571          1,043           4,124          3,553                6,637

Expenses:
---------
       Professional Fees                                   415              -             415              -                8,925
       Consulting                                            -              -               -              -               46,000
       Officers' Salary                                  1,500          1,500           3,000          1,500               21,500
       Organization Expenses                                 -              -               -              -               29,209
       Operating Expenses                                1,204          1,392           4,421          1,482               14,910
                                               -----------------------------------------------------------------------------------

            Total Expenses                               3,119          2,892           7,836          2,982              120,544

            Net Loss from Operations           $        (2,548) $      (1,849)   $     (3,712)  $      2,779           $ (113,907)


Provision for Income Taxes:
---------------------------
       Income Tax Benefit                                    -              -               -              -                    -
                                               -----------------------------------------------------------------------------------
            Net Loss                           $        (2,548) $      (1,849)   $     (3,712)  $      2,779           $ (113,907)
                                               ===================================================================================


Basic and Diluted Earnings Per Common Share              (0.00)         (0.00)          (0.00)          0.00                (0.01)
                                               -----------------------------------------------------------------------------------

Weighted Average number of Common Shares            10,600,000      6,600,000      10,600,000      6,600,000            8,600,000
                                               ===================================================================================
       used in per share calculations


                 The accompanying notes are integral part of the
                       consolidated financial statements.

                                Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows


                                                           For the Six               For the Six              From 4/26/00
                                                           Months Ended              Months Ended         (date of inception)
                                                             June 30                   June 30                 to June 30
                                                     ---------------------------------------------------------------------------
                                                               2002                      2001                     2002
                                                     ---------------------------------------------------------------------------
Cash Flows from Operating Activities:
-------------------------------------
       Net Income (Loss)                              $                (3,712)      $              2,779   $           (113,907)

       Changes in operating assets and liabilities:
           Accounts Receivable                                           (121)                         -                 (1,869)
           Stock Issued for Reimbursement of                                -                          -                  7,680
               Organization Expenses                                        -
           Stock Issued for Services                                        -                          -                 46,000
           Accounts Payable                                                 -                          -                      -
           Inventory                                                      (56)                         -                 (2,444)
           Accrued Wages                                                3,000                      1,500                 21,500
                                                     ---------------------------------------------------------------------------
Net Cash Used in Operating Activities                 $                  (889)      $              4,279   $            (43,040)


Cash Flows from Investing Activities:
-------------------------------------
       Capital Expenditures                                                 -                          -                      -
                                                     ---------------------------------------------------------------------------
Net Cash Used in Investing Activities                 $                     -       $                  -   $                  -
                                                     ---------------------------------------------------------------------------

Cash Flows from Financing Activities:
-------------------------------------
       Advances from Officers                                           1,500                          -                  5,034
       Common Stock                                                         -                          -                 40,000
                                                     ---------------------------------------------------------------------------

Net Cash Provided for Financing Activities            $                 1,500       $                  -   $             45,034
                                                     ---------------------------------------------------------------------------

Net Increase (Decrease) in Cash                       $                   611       $              4,279   $              1,994

Cash Balance,  Begin Period                                             1,383                      2,677                       -
                                                     ---------------------------------------------------------------------------

Cash Balance,  End Period                             $                 1,994       $              6,956   $              1,994
                                                     ===========================================================================

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



                 The accompanying notes are integral part of the
                       consolidated financial statements.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)



NOTE 1 - ORGANIZATION

Pro-Pointer Inc. ("the Company") was incorporated under the laws of the State of North Dakota on April 26, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 10,600,000 shares issued and outstanding as of June 30, 2002. The Company filed an amendment to the articles of incorporation on July 18, 2001 to bring the total authorized shares to 100,000,000 and to change the par value to $.001. The fiscal year end is December 31.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2002. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

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

                                Pro-Pointer Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 2002

                                   (Unaudited)

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

For the six-month period ended June 30, 2002.
---------------------------------------------

Liquidity and Capital Resources. We had cash of $1,994 at June 30, 2002 compared to cash of $1,383 at December 31, 2001. Our accounts receivable were $1,869 at June 30, 2002, compared to $1,748 at December 31, 2001. Also, our inventory was $11,664 at June 30, 2002, compared to $11,608 at December 31, 2001. Our total current assets were $15,527 at June 30, 2002, compared to current assets of $14,739 at December 31, 2001. At June 30, 2002, our total assets were $15,527 compared to total assets of $14,739 at December 31, 2001.

Our total liabilities were $21,500 at June 30, 2002, compared to total liabilities of $18,500 at December 31, 2001. We had $21,500 in accrued wages at June 30, 2002, compared to $18,500 at December 31, 2001. We also had $5,034 in advances from one of our officers at June 30 2002, compared to $3,534 at December 31, 2001. There are no specific terms or conditions for repayment of the advances by our officer. We had no other commitments or contingencies.

Results of Operations.

Revenues. For the six months ended June 30, 2002, we earned revenues of $7,016 compared to $5,761 in revenues for the six months ended June 30, 2001. From our inception on April 26, 2000 to June 30, 2002, we earned revenues of $11,000. We believe that our revenues will increase as we expand our customer base. Our cost of revenues was $2,892 for the six months ended June 30, 2002, compared to the six month period ended June 30, 2001, where our cost of revenues was $4,363. Therefore, our gross profit was $4,124 for the six months ended June 30, 2002, compared to the six month period ended June 30, 2001, where our gross profit was $3,553. From our inception on April 26, 2000 to June 30, 2002, our gross profit was $6,637.

Operating Expenses. For the six months ended June 30, 2002, our total expenses were $7,836 compared to total expenses of $2,982 for the six months ended June 30, 2001. For the six months ended June 30, 2002, we paid officers' salary of $3,000, compared to officers' salary of $1,500 for the same period ended June 30, 2001. The increase in expenses was due to a change in operating expenses from $4,421 for the six months ended June 30, 2002, compared to operating expenses of $1,482 for the six months ended June 30, 2001.

For the period beginning from our inception on April 26, 2000 and ending June 30, 2001 we had total expenses of $120,544. These were represented by $8,925 in professional fees, $46,000 in consulting fees, $21,500 for officers' salary, $29,209 in organization expenses, and $14,910 in operating expenses.

For the six months ended June 30, 2002, we experienced a net loss of $3,712 compared to a net profit of $2,779 for the same period ended June 30, 2001. The resulting net loss was primarily due to our increased operating expenses as discussed immediately above. For the period from our inception on April 26, 2000 to June 30, 2002, we had a net loss of $113,907.

Our Plan of Operation for the Next Twelve Months. From April 26, 2000 to June 30, 2002, we generated a modest $11,000 in revenue from our operations. We had cash resources of $1,994 as of June 30, 2002. However, our net loss from our inception on April 26, 2000 to June 30, 2002 was $113,907. Our monthly burn rate is approximately $1,000 a month. To effectuate our business plan during the next twelve months, we must continue to market our products and develop our brand image. We intend to continue to develop our products and expand our service area if funds permit.

In the opinion of management, taking into account our current revenue rate, available funds will satisfy our working capital requirements through October 2002. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. However, our officers and directors are under no obligation to contribute funds to pay our expenses. We do believe that our officers and directors will contribute funds to pay our expenses as long as they maintain their stock ownership in us. If we are not able to arrange for loans from our officers and directors, or if we are not able to earn sufficient revenues to pay our operating expenses or if we are not able to arrange for alternative sources of operating capital such as the sale of our capital stock or loans from unrelated third parties, we would likely be forced to liquidate the company's assets and dissolve the company. We do not have any commitments for the sale of our stock nor do we have any commitments for third party loans. There is no guarantee that we will be able to arrange for such alternative financing. We have not contemplated any plan of liquidation in the event that we are not able to pay our operating expenses. It is likely, however, that in the event we are forced to liquidate our assets and dissolve the company, there will be few to no funds available for our shareholders. Therefore, in the event we are forced to dissolve the company, our shareholders will likely lose their entire investment in us.

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

Item 2. Changes in Securities.
------------------------------

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

                                          Pro-Pointer, Inc.,
                                          a North Dakota corporation



August 14, 2002                          By:     /s/ Douglas Hermanson
                                                 ------------------------------
                                                 Douglas Hermanson
                                         Its:    President, Treasurer, Director

                                 CERTIFICATIONS

I, Douglas Hermanson, certify that:

1.       I have read this quarterly report on Form 10-QSB of Pro-Pointer, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 14, 2002
                                        By:      /s/ Douglas Hermanson
                                                 ---------------------------
                                                 Douglas Hermanson
                                        Its:     Chief Executive Officer and
                                                 Chief Financial Officer