Form 10QSB
period 2002-09-30
PRO POINTER INC
filed 2002-11-15
CIK 1158699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934  For the transition period from           to
                                                        -----------  ----------

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

                2300 9th Avenue S.E., Mandan, North Dakota 58554
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (701) 663-0126
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 14, 2002, there were 10,600,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------



                                Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet



                                   A S S E T S
                                   -----------
                                                                         Sept 30            December 31
                                                                          2002                 2001
                                                                          ----                 ----
Current Assets
--------------
      Cash                                                                    $ 3,562              $ 1,383
      Accounts Receivable                                                       1,847                1,748
      Inventory                                                                10,731               11,608

                                                                    ------------------   ------------------
             Total Current Assets                                              16,140               14,739
                                                                    ------------------   ------------------


                                                                    ------------------   ------------------
             Total Assets                                            $         16,140     $         14,739
                                                                    ==================   ==================

                              L I A B I L I T I E S
                              ---------------------
Current Liabilities
-------------------
      Accrued Wages                                                            23,000               18,500
      Advances from Officer                                                     5,034                3,534
                                                                    ------------------   ------------------

             Total Current Liabilities                                         28,034               22,034
                                                                    ------------------   ------------------
             Total Liabilities                                                 28,034               22,034

      Commitments and Contingencies                                                                      -

                      S T O C K H O L D E R S ' E Q U I T Y
                      -------------------------------------

Common Stock                                                                   10,600               10,600
    100,000,000 authorized shares, par value $.001
    10,600,000 shares issued and outstanding

Additional Paid-in-Capital                                                     92,300               92,300
Accumulated Deficit during the Development Period                            (114,794)            (110,195)
                                                                    ------------------   ------------------
             Total Stockholders' Equity (Deficit)                             (11,894)              (7,295)
                                                                    ------------------   ------------------
             Total Liabilities and Stockholders' Equity              $         16,140     $         14,739
                                                                    ==================   ==================






                 The accompanying notes are interal part of the
                       consolidated finanical statements.

                                Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations

                                                   For the Three Months            For the Nine Months           From 4/26/00
                                                       Months Ended                   Months Ended           (date of inception)
                                                  S    eptember 30                    September 30                to Sept 30
                                                                                                             ----------------------
                                                   2002            2001            2002            2001              2002
                                              -------------------------------------------------------------------------------------
Revenues:
---------
       Revenues                                $        6,296    $     1,543     $     13,312    $     3,360         $      17,296
                                              -------------------------------------------------------------------------------------

            Total Revenues                                  -              -                -              -                     -

Cost of Revenues:
----------------
       Cost of Revenues                                 2,877            729            5,769            737                 7,240
                                              -------------------------------------------------------------------------------------

       Gross Profit                                     3,419            814            7,543          2,623                10,056

Expenses:
---------
       Professional Fees                                    -              -              415          8,510                 8,925
       Consulting                                           -              -                -         46,000                46,000
       Officers' Salary                                 1,500          1,500            4,500          9,000                23,000
       Organization Expenses                                -              -                -         19,310                29,209
       Operating Expenses                               2,806          1,392            7,227         17,085                17,716
                                              -------------------------------------------------------------------------------------
            Total Expenses                              4,306          2,892           12,142         99,905               124,850

            Net Loss from Operations           $         (887)   $    (1,349)    $     (4,599)   $   (96,545)        $    (114,794)


Provision for Income Taxes:
----------------------------
       Income Tax Benefit                                   -              -                -              -                     -
                                              -------------------------------------------------------------------------------------
            Net Loss                           $         (887)   $    (1,349)    $     (4,599)   $   (96,545)        $    (114,794)
                                              =====================================================================================


Basic and Diluted Earnings Per Common Share             (0.00)         (0.00)           (0.00)         (0.02)                (0.01)
                                              -------------------------------------------------------------------------------------

Weighted Average number of Common Shares           10,600,000      6,600,000       10,600,000      5,880,000             8,600,000
      used in per share calculations          =====================================================================================



                 The accompanying notes are interal part of the
                       consolidated finanical statements.

                                Pro-Pointer, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows

                                                           For the Nine              For the Nine             From 4/26/00
                                                           Months Ended              Months Ended         (date of inception)
                                                             Sept 30                   Sept 30                 to Sept 30
                                                         ---------------------------------------------------------------------
                                                               2002                      2001                     2002
                                                         ---------------------------------------------------------------------
Cash Flows from Operating Activities:

       Net Income (Loss)                                    $   (4,599)               $   (96,545)            $   (114,794)

       Changes in operating assets and liabilities:
           Accounts Receivable                                     (99)                     3,319                   (1,847)
           Stock Issued for Reimbursement of                         -                          -                    7,680
               Organization Expenses                                 -
           Stock Issued for Services                                 -                     46,000                   46,000
           Accounts Payable                                          -                          -                        -
           Inventory                                               877                     (4,215)                  (1,511)
           Accrued Wages                                         4,500                      9,000                   23,000
                                                         --------------------------------------------------------------------

Net Cash Used in Operating Activities                       $      679                $   (42,441)            $    (41,472)


Cash Flows from Investing Activities:

       Capital Expenditures                                          -                          -                        -
                                                         --------------------------------------------------------------------

Net Cash Used in Investing Activities                       $        -                $         -             $          -
                                                         --------------------------------------------------------------------

Cash Flows from Financing Activities:

       Advances from Officers                                    1,500                      2,000                    5,034
       Common Stock                                                  -                     40,000                   40,000
                                                         --------------------------------------------------------------------

Net Cash Provided for Financing Activities                  $    1,500                $    42,000             $     45,034
                                                         --------------------------------------------------------------------

Net Increase (Decrease) in Cash                             $    2,179                $      (441)            $      3,562

Cash Balance,  Begin Period                                      1,383                      2,677                        -
                                                         --------------------------------------------------------------------

Cash Balance,  End Period                                   $    3,562                $     2,236             $      3,562
                                                         ====================================================================

Supplemental Disclosures:
       Cash Paid for interest                               $        -                $         -             $          -
       Cash Paid for income taxes                           $        -                $         -             $          -
       Stock Issued for Inventory                           $        -                $         -             $      9,220
       Stock Issued for Reimbursement of                    $        -                $         -             $      7,680
           Organizational Expenses
       Stock Issued for Services                            $        -                $    46,000             $     46,000








                 The accompanying notes are interal part of the
                       consolidated finanical statements.

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2002

                                   (Unaudited)



NOTE 1 - ORGANIZATION

Pro-Pointer Inc. ("the Company") was incorporated under the laws of the State of North Dakota on April 26, 2000 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of North Dakota. The company has a total of 100,000,000 authorized shares with a par value of $.001 per share and with 10,600,000 shares issued and outstanding as of September 30, 2002. The Company filed an amendment to the articles of incorporation on July 18, 2001 to bring the total authorized shares to 100,000,000 and to change the par value to $.001. The fiscal year end is December 31.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 301(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the fiscal years ended December 31, 2002. The December 31, 2001 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations relating to interim consolidated financial statements. For further information, the statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form SB-2, as amended.

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

                               September 30, 2002

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

For the nine-month period ended September 30, 2002.
---------------------------------------------------

Liquidity and Capital Resources. We had cash of $3,562 at September 30, 2002 compared to cash of $1,383 at December 31, 2001. Our accounts receivable were $1,847 at September 30, 2002, compared to $1,748 at December 31, 2001. Also, our inventory was $10,731 at September 30, 2002, compared to $11,608 at December 31, 2001. Our total current assets were $16,140 at September 30, 2002, compared to current assets of $14,739 at December 31, 2001. At September 30, 2002, our total assets were $16,140 compared to total assets of $14,739 at December 31, 2001.

Our total liabilities were $28,034 at September 30, 2002, compared to total liabilities of $22,034 at December 31, 2001. We had $23,000 in accrued wages at September 30, 2002, compared to $18,500 at December 31, 2001. We also had $5,034 in advances from one of our officers at June 30 2002, compared to $3,534 at December 31, 2001. There are no specific terms or conditions for repayment of the advances by our officer. We had no other commitments or contingencies.

Results of Operations.

Revenues. For the nine months ended September 30, 2002, we earned revenues of $13,312 compared to $3,360 in revenues for the nine months ended September 30, 2001. From our inception on April 26, 2000 to September 30, 2002, we earned revenues of $17,296. We believe that our revenues will continue to increase as we expand our customer base. Our cost of revenues was $5,769 for the nine months ended September 30, 2002, compared to the nine month period ended September 30, 2001, where our cost of revenues was $737. Therefore, our gross profit was $7,543 for the nine months ended September 30, 2002, compared to the nine month period ended September 30, 2001, where our gross profit was $2,623. From our inception on April 26, 2000 to September 30, 2002, our gross profit was $10,056.

Operating Expenses. For the nine months ended September 30, 2002, our total expenses were $12,142 compared to total expenses of $99,905 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, we paid officers' salary of $4,500, compared to officers' salary of $9,000 for the same period ended September 30, 2001. We also had $415 in professional fees for the nine months ended September 30, 2002, compared to $8,510 in professional fees for the same period ended September 30, 2001. We also had officers' salary of $4,500, compared to officers' salary of $9,000 for the same period ended September 30, 2001. We also had $7,227 in operating expenses for the nine months ended September 30, 2002, compared to $17,085 in operating expenses for the same period ended September 30, 2001. However, the overall decrease in expenses was due primarily no expenditures for consulting fees or organization expenses for the nine months ended September 30, 2002, compared to consulting fees of $46,000 and organization expenses of $19,310 for the nine months ended September 30, 2001.

For the period beginning from our inception on April 26, 2000 and ending September 30, 2001 we had total expenses of $124,850. These were represented by $8,925 in professional fees, $46,000 in consulting fees, $23,000 for officers' salary, $29,209 in organization expenses, and $17,716 in operating expenses.

For the nine months ended September 30, 2002, we experienced a net loss of $4,599 compared to a net loss of $96,545 for the same period ended September 30, 2001. The resulting net loss was primarily due to our decreased operating expenses as discussed immediately above. For the period from our inception on April 26, 2000 to September 30, 2002, we had a net loss of $114,794.

Our Plan of Operation for the Next Twelve Months. From April 26, 2000 to September 30, 2002, we generated a modest $17,296 in revenue from our operations. We had cash resources of $3,562 as of September 30, 2002. However, our net loss from our inception on April 26, 2000 to September 30, 2002 was $114,794. Our monthly burn rate is approximately $1,350 a month. To effectuate our business plan during the next twelve months, we must continue to market our products and develop our brand image. We intend to continue to develop our products and expand our service area if funds permit.

In the opinion of management, taking into account our current revenue rate, available funds will satisfy our working capital requirements through January 2003. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. However, our officers and directors are under no obligation to contribute funds to pay our expenses. We do believe that our officers and directors will contribute funds to pay our expenses as long as they maintain their stock ownership in us. If we are not able to arrange for loans from our officers and directors, or if we are not able to earn sufficient revenues to pay our operating expenses or if we are not able to arrange for alternative sources of operating capital such as the sale of our capital stock or loans from unrelated third parties, we would likely be forced to liquidate the company's assets and dissolve the company. We do not have any commitments for the sale of our stock nor do we have any commitments for third party loans. There is no guarantee that we will be able to arrange for such alternative financing. We have not contemplated any plan of liquidation in the event that we are not able to pay our operating expenses. It is likely, however, that in the event we are forced to liquidate our assets and dissolve the company, there will be few to no funds available for our shareholders. Therefore, in the event we are forced to dissolve the company, our shareholders will likely lose their entire investment in us.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

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

                                         Pro-Pointer, Inc.,
                                         a North Dakota corporation



November 14, 2002                 By:    /s/  Douglas Hermanson
                                         -----------------------------------
                                         Douglas Hermanson
                                  Its:   President, Treasurer, Director

CERTIFICATIONS
--------------

I, Douglas Hermanson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Pro-Pointer, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Douglas Hermanson
----------------------
Douglas Hermanson
Chief Executive Officer and
Chief Financial Officer